Form 10QSB
period 1996-03-31
SOUTH STANDARD MINING CO
filed 1996-05-15
CIK 91950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
  X
- -----      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1996
                                                 --------------

- -----     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  -------  to -------
           Commission File Number:  1-1819-2
                                   ----------


               SOUTH STANDARD MINING COMPANY
            -----------------------------------

(Exact Name of Small Business Issuer as Specified in Its Charter)

            Utah                                   87-0267357
- ------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification
 Incorporation or Organization)          No.)

         1111 Walker Center, Salt Lake City, Utah  84111
- ------------------------------------------------------------------------
          (Address of principal executive offices)

                       (801) 322-5841
- ------------------------------------------------------------------------
                  (Issuer's Telephone Number)

                               N/A
- ------------------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year,
                     if Changed Since Last Report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has ben subject to such filing requirements
for the past 90 days.                 X
                                    ----- Yes   ----- No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                    ----- Yes   ----- No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,241,717 shares of common stock as of April 30, 1996.

- -----------------------------------------------------             X
     Transitional Small Business Disclosure Format  ----- Yes   ----- No

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
- ------   --------------------

                     SOUTH STANDARD MINING COMPANY
                        CONDENSED BALANCE SHEETS
                              (Unaudited)
ASSETS                                          3/31/96    12/31/95
                                                -------    --------
Current Assets:
     Cash                                      $ 34,245    $  1,442
     U.S. Treasury Bills, at cost                    -       63,212
     Accounts Receivable                          2,341       1,700
                                               --------    --------
          Total Current Assets                   36,586      66,354
                                               --------    --------
Reclamation Surety Bond                          39,800      39,800
                                               --------    --------
Investment in Tintic Uranium Stock                  853         853
                                               --------    --------

Property and Equipment:
     Oil and Gas Leaseholds                      30,250      30,250
     Developed Mining Property                  754,371     754,371
       Less: Accumulated Depletion and
          Depreciation                         (442,721)   (442,152)
     Other                                       17,798      17,798
                                               --------    --------
          Net Property and Equipment            359,698     360,267
                                               --------    --------
     TOTAL ASSETS                              $436,937    $467,274
                                               ========    ========
               See Note to Condensed Financial Statements.

                    SOUTH STANDARD MINING COMPANY
                 CONDENSED BALANCE SHEETS (Continued)
                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                3/31/96    12/31/95
                                                -------    --------
Current Liabilities:
     Accounts Payable                          $ 20,287    $  9,395
     Accrued Liabilities                          1,736       1,718
                                               --------    --------
          Total Current Liabilities              22,023      11,113
                                               --------    --------
Stockholders' Equity:
     Common Stock, $.10 par value,
       1,300,000 shares issued                  130,000     130,000
     Less:  58,283 common shares held in
       treasury, at cost and par value           (7,609)     (7,609)
     Additional Paid-in Capital                 608,743     608,743
     Accumulated Deficit                       (316,220)   (274,973)
                                               --------    --------
          Total Stockholders' Equity            414,914     456,161
                                               --------    --------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $436,937    $467,274
                                               ========    ========

               See Note to Condensed Financial Statements.

                    SOUTH STANDARD MINING COMPANY
                   CONDENSED STATEMENTS OF OPERATIONS
             For the Quarters Ended March 31, 1996 and 1995
                              (Unaudited)

                                           Quarter Ended   Quarter Ended
                                              3/31/96         3/31/95
                                           -------------   -------------

Revenues:
     Sale of Flux Materials                   $     -         $138,548
     Oil and Gas Production                         -               32
     Grazing Fees                                  641             641
                                              --------        --------
          Total Revenues                           641         139,221

Cost of Revenues                                    -          109,653
                                              --------        --------
          Gross Margin                             641          29,568

General and Administrative Expenses             44,489          23,631
                                              --------        --------
Income (Loss) from Operations                  (43,848)          5,937

Interest Income                                  2,601           1,676
                                              --------        --------
Net Income (Loss) Before Income Taxes          (41,247)          7,613

Provision for Income Taxes                          -               -
                                              --------        --------

Net Income (Loss)                             $(41,247)       $  7,613
                                              ========        ========

Net Income (Loss) Per Common Share (based
  on 1,241,717 weighted average shares
  outstanding)                                $   (.03)       $    .01
                                              ========        ========

               See Note to Condensed Financial Statements.

                    SOUTH STANDARD MINING COMPANY
                   CONDENSED STATEMENTS OF CASH FLOWS
             For the Quarters Ended March 31, 1996 and 1995
                              (Unaudited)

                      Increase (Decrease) in Cash

                                            Quarter Ended  Quarter Ended
                                                3/31/96        3/31/95
                                            -------------  -------------

Cash Flows from Operating Activities:
  Net Income (Loss)                            $(41,247)    $  7,613

  Adjustments to Reconcile Net Income
    (Loss) to Net Cash (Used In)
    Operating Activities

      Depreciation                                  569          569

      Change in Assets and Liabilities:
        (Increase) in Accounts Receivable          (641)     (34,780)
        Increase (Decrease) in Accounts
        Payable and Accrued Liabilities          10,910        2,713
                                               --------     --------

Net Cash Used in Operating Activities           (30,409)     (23,885)

Cash Flows From Investing Activities:
     Sale of U.S. Treasury Bills                 63,212          521
                                               --------     --------
Net Increase (Decrease) in Cash                  32,803      (23,364)

Cash at Beginning of Period                       1,442       43,858
                                               --------     --------
Cash at End of Period                          $ 34,245     $ 20,494
                                               ========     ========

               See Note to Condensed Financial Statements.

                     SOUTH STANDARD MINING COMPANY
                 NOTE TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)



Note A - Financial Statements

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's most recent annual report on Form 10-KSB.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
            ---------------------------------------------------------
The Merger

SOUTH STANDARD MINING COMPANY ("THE COMPANY") LOST ITS PRIMARY SOURCE OF OPERATING INCOME IN 1995. AS OF THE DATE OF THIS REPORT, THE COMPANY HAS NO IMMEDIATE PROSPECT FOR GENERATION OF SIGNIFICANT REVENUES. A MERGER WITH CHIEF CONSOLIDATED MINING CO. HAS BEEN PROPOSED AS DESCRIBED BELOW. THE BOARD OF DIRECTORS BELIEVES THE COMPANY'S SUCCESS DEPENDS ON SHAREHOLDER APPROVAL OF THE PROPOSED MERGER. WITHOUT APPROVAL OF THE MERGER, MANAGEMENT BELIEVES THAT THE SALE AND/OR DISSOLUTION OF REGISTRANT IS LIKELY. ALTHOUGH MANAGEMENT BELIEVES THE MERGER WILL PROCEED, THERE IS NO GUARANTEE THE MERGER WILL BE CONSUMMATED. A SHAREHOLDERS MEETING TO VOTE ON THE PROPOSED MERGER WILL BE HELD ON
JUNE 14, 1996.

     On July 12, 1995, South Standard and Chief Consolidated Mining Company, an Arizona corporation, entered into a Letter of Intent to proceed with the merger of South Standard with and into Chief Gold Mines, Inc., a Delaware corporation, to be formed as a wholly owned subsidiary of Chief. An Agreement and Plan, effective September 20, 1995, was approved by South Standard's and Chief's Boards of Directors. In the proposed Merger, South Standard's shareholders are to receive 0.3 share of Chief's stock for each share of South Standard stock. Upon consummation of the Merger, the assets and liabilities of South Standard will become the assets and liabilities of Chief Gold Mines, Inc., the new wholly owned subsidiary of Chief. Cash will be paid to South Standard's shareholders in lieu of fractional shares. THERE CAN BE NO ASSURANCE THAT THIS MERGER WILL BE CONSUMMATED.

Conditions of the Merger

     Consummation of the Merger is subject, among other things, to
(i) the approval of the Merger by the majority vote of South Standard's shareholders; (ii) Chief's not exercising its right to terminate the Merger Agreement, if the holders of more than 3% of South Standard's shareholders exercise their dissenters' rights; and (iii) Chief's not exercising its right to terminate the Merger Agreement, if the Merger has not been consummated by June 30, 1996.

South Standard's Reasons for the Merger

     The Board of Directors of South Standard are of the view that the interests of the shareholders would best be served by acquiring interests in new mining properties by means of a merger into a corporation whose principal asset is mining properties. The fact that Kennecott had recently terminated its flux ore contract with South Standard, thus eliminating South Standard's principal source of income, played an important role in the Board of Directors' decision to seek a merger partner. The properties of South Standard are contiguous to those of Chief, and the Board of Directors of South Standard considered the merger with Chief as a natural fit, with South Standard's shareholders obtaining a stock interest in Chief's overall mining properties and thus continuing their stock interest in the properties of the Tintic District.

Plan of Operation

     Management's plan of operation for the next twelve months is to seek shareholder approval and consummation of the proposed merger with Chief Consolidated Mining Company. If the Merger is not consummated, the Company's continued success will depend on the development of a viable operating plan, the immediate leasing and operation of the Company's mining properties, or the sale of the Company's properties.

Liquidity and Capital Resources

     The Company's liquidity and capital resources decreased during the first quarter of 1996 when compared to the final quarter of 1995, primarily due to the continued effect of the cancellation of the Kennecott flux ore contract. Total revenues for the first quarter of 1996 were $641 compared to $139,221 for the first quarter of 1995. Expenses increased for the first quarter of 1996 compared to the first quarter of 1995 due to legal, accounting and other fees resulting from preparing for the proposed Merger.

                       PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

     (a)  Exhibits

     Exhibit 27

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this Form is filed.


                                SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOUTH STANDARD MINING COMPANY



Dated: May 14, 1996                     By /s/ J. MURRAY RUBY
                                        --------------------------------
                                        J. Murray Ruby
                                        Secretary and Treasurer
                                        (Principal Financial Officer)